Form 10-K
period 2018-12-31
Tenaya Group, Inc.
filed 2019-12-23
CIK 1739208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to ________________.

Commission file number:  333-225261

Tenaya Group Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-1960048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7420 Bathurst Street, Suite 1104

Thornhill, Ontario, Canada L4J 6X4

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (323) 472-7922

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]  No [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerate filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)	Emerging growth company X

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [  ]

At December 23, 2019 there were 47,465,000 shares of the registrant’s Common Stock issued and outstanding.

ii

Tenaya Group Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2018

iii

Explanatory Note

In this Annual Report on Form 10-K, Tenaya Group Inc. is sometimes referred to as the “Company”, “we”, “our”, “us” or “registrant” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

PART I

Item 1. Business.

Our Company

Tenaya Group Inc. (the “Company”) was formed on June 23, 2017 in the State of Nevada.

For the year ended December 31, 2018, we generated no revenue.

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, which became law in April 2012. Under the JOBS Act, “emerging growth companies”, can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Our principal executive offices are located at 7420 Bathurst Street, Suite 1104, Thornhill, Ontario, Canada L4J 6X4. Our telephone number is (323) 472-7922. We were incorporated under the laws of the State of Nevada on June 23, 2017. Our fiscal year end is December 31.

Principal Business

Tenaya Group Inc. was formed as a Hollywood based media, branding company that plans to produce feature length documentaries, podcasts and documentary style television series for mainstream broadcasters and popular video on demand platforms, such as Netflix, Hulu, Amazon, Warner Brothers and Comcast. The Company is currently developing the documentary “Wolves of Weed” and a television style series named “Weed Court.”  Management believes that documentaries and televisions style series that explore the legalization of marijuana and the social consequences to its use are currently in high demand.

In 2008 Kevin Booth released the feature length documentary “American Drug War” on Showtime. The documentary questions the way our government enforces drug policy while highlighting the hypocrisies of modern-day drug probation. Following its successful run on Showtime, Mr. Booth began a lecture tour of Universities in which he became known as an expert in drug reform. “Wolves of Weed” is Mr. Booth’s latest film to document the current events taking place in the cannabis industry as prohibition moves towards legalization.

In the feature length documentary “American Drug War”, Superior court Judge James Gray is an onscreen expert regarding drug policy and cannabis reform. It was during this production that producer Kevin Booth and Judge Gray became acquaintances in the national drug law reform movement. Almost ten years later Mr. Booth and Judge James Gray decided to collaborate on the courtroom television show “Weed Court” that specializes in cases revolving around the legal cannabis industry.

Government Regulation

We are subject to government regulations that regulate businesses generally, such as compliance with regulatory requirements of federal, state, and local agencies and authorities, including regulations concerning workplace safety and labor relations. In addition, our operations are affected by federal and state laws relating to marketing practices in the music industry. Environmental laws and regulations do not materially impact our operations.

Research and Development

We have not spent any funds on research and development activities in connection with our business.

Personnel

As of December 23, 2019, we had one full time employees.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices are located at 7420 Bathurst Street, Thornhill, Ontario, Canada L4J 6X4. The office is provided by our President at no charge.  We believe that this space is presently adequate for our needs.

Item 3. Legal Proceedings.

We are not a party to any legal proceedings, nor are we aware of any threatened litigation whatsoever.

Item 4. Mine Safety Disclosures

Not applicable to smaller reporting companies.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

None.

Holders of Record

As of December 23, 2019 there were 47 shareholders of record and as of December 31, 2018 there were 47 shareholders of record of the Company’s common stock.

Dividend Policy

As of December 31, 2018, we have never declared or paid any cash dividends on our common stock.  We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance our operations, and to expand our business. Subject to the rights of holders of preferred stock, any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements, limitations under Nevada law and other factors that our board of directors considers appropriate.

Recent Sales of Unregistered Securities

None.

Recent Sales of Registered Securities

None.

Item 6. Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing in this Form 10-K and are hereby referenced. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify a forward-looking statement by the use of the forward-terminology, including words such as “may”, “will”, “believes”, “anticipates”, “estimates”, “expects”, “continues”, “should”, “seeks”, “intends”, “plans”, and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ability to maintain and develop relationship with our existing and potential future customers;  and, our ability to maintain a level of investment that is required to remain competitive. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates; and, the continued employment of our key personnel and other risks associated with competition.

Overview

Tenaya Group Inc. (the Company) was formed on June 23, 2017 in the State of Nevada.

The Company

Tenaya Group Inc. plans to produce feature length documentaries, podcasts and documentary style television series for mainstream broadcasters and popular video on demand platforms, such as Netflix, Hulu, Amazon, Warner Brothers and Comcast.

The Company is currently developing the documentary “Wolves of Weed” and a television style series named “Weed Court.”  Management believes that documentaries and televisions style series that explore the legalization of marijuana and the social consequences to its use are currently in high demand.

To help undertake the Company’s efforts in a potentially effective way, we may enter into joint ventures with other Hollywood producers, developers, marketers and distributors of film, video news releases, commercials, infomercials and sellers of consumer products through direct response marketing.  The Company further intends to enter into contractual arrangements which may have the potential for developing or carrying out the Company’s first few film projects, including production service agreements which will be important for providing facilities to engage the initial filming/production work for certain projects.

Productions

Recent advancements in video, internet, and mobile technologies have reduced the barriers to entry for video content creation and distribution. These changes in technology have meaningfully impacted consumer viewing habits. Traditional video content distribution channels, such as broadcast and cable television networks, are losing ground to alternative distribution platforms, including internet-delivered networks and social media.  This has fractionalized the viewing audience, making it more difficult for advertisers to reach their target audiences.

In addition, traditional cable subscriber fees and linear television advertising are coming under significant pressure as consumers migrate towards “cord cutting,” and “skinny bundles”.  As these trends continue, we anticipate that many industry participants will face constrained programming budgets and network failures. These trends are providing new opportunities not previously available with traditional linear broadcast and cable networks, both domestically and internationally.

We believe that brands have become more important to attract viewers and sponsors and, accordingly, that an opportunity exists for companies that have access to sustainable brands. These companies can exploit their brands to “break through the noise” presented by the wide array of consumer viewing choices in order to provide video content that is readily identifiable to, and desired by, consumers. Companies such as Hallmark (family), Disney (family) and National Geographic (nature) have been able to use their brands to present programming targeted at specific areas of interest and attract viewers seeking such programming.

The Company intends to commence production of documentary and/or feature films, which will involve locating a film production company and a studio that is well packaged, creating and writing good scripts, locating and engaging key actors and notable directors. Studios also often hire film production companies to produce films from their large inventories because they do not have the time and/or financial capability to undertake these projects due to emphasis being placed on larger mega productions. When the studio and the production company agree on a budget for the film, the production company keeps the difference between the budget and the actual cost of production, as well as a producer’s fee and a fixed percentage of the film's income from all distribution sources.

The Company intends to produce quality films at or under budget, which we believe will stem from low overhead and strong relationships with industry suppliers. Management anticipates that the Company will not receive revenue from the studio until after the film is delivered and the producer’s fee paid over the course of production. A completion bond may be required or necessary. The Company cannot provide any assurances as to the likelihood of being able to obtain interim financing or a completion bond, if necessary.

Production costs will be incurred principally with outside contractors working on writing, filming and editing of the Company’s feature films and documentaries. Those efforts will be supervised and approved by our current management. The costs incurred for outside contractors will be paid entirely by us.

The Company will market its films to distributors in domestic by utilizing its relationships with distributors for various markets as well as through industry shows and conferences. In the future, the Company may also consider distributing in international markets, which will be determined at a later date. However, no specific plans exist at this time and will not be undertaken unless and until we have the resources to do so.

Marketing

The Company plans on using direct response marketing to promote and sell its consumer entertainment products. Management believes that direct response marketing and a variety of other advertising channels will increase the Company’s exposure among prospective customers. The direct response industry, consisting of direct response television and radio marketing, live home shopping channels, direct mail, catalogs, internet marketing and advertising, and outbound telemarketing, is one of the fastest growing segments of the filming and documentary retailing industry.

The Company’s planned use of direct response TV, if implemented, will allow customers the opportunity to purchase its entertainment films and products directly from the infomercial, thereby generating immediate sales and leads. Further, websites, email, and social media will be additional priorities in building the Company’s future sales channels.

The Company may also promote its products through the use of predominantly short and long form infomercials as the basis of its promotional strategy. We believe that television advertising is an effective means of reaching a large target population when marketing consumer products allowing customers the opportunity to immediately answer the “call to action” and purchase entertainment products directly from the infomercial, thereby generating immediate sales and leads. Infomercials are aired on local broadcast stations and national cable networks in over 200 broadcast markets. The scripts for our initial infomercials will be prepared jointly by the Company to then be formatted filmed through facilities.

The Company may also arrange with an independent media company to determine the media buys for broadcast, cable and internet airings.

Results of Operations for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Revenues. The Company did not have any revenue for the years ended December 31, 2018 and 2017.  The lack of revenue was due to a delay in planned operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2018 were $38,868 as compared to $2,514 for the year ended December 31, 2017. General and administrative expenses increased due to salary paid to the President.

Productions Costs. Production Costs for the year ended December 31, 2018 were $0 as compared to $12,500 for the year ended December 31, 2017. Production Costs decreased due to a delay in planned operations.

Professional Fees. Professional Fees for the year ended December 31, 2018 were $14,300 as compared to $138,600 for the year ended December 31, 2017. Professional Fees decreased due to the Company having nominal operations, and having expenses relating to shares issued per consulting agreements in fiscal year 2017.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of	As of
	December 31, 2018	December 31, 2017
Cash	$53	$22,636
Prepaid Expenses	-	8,000
Accounts payable	(585)	(5,000)
Due to related party	(27,000)	-
Working Capital	(27,532)	25,636

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Net Cash Used in Operating Activities

We had net cash used in operations of $22,583 for the year ended December 31, 2018, and $31,614 for the year ended December 31, 2017. The decrease was generally due to the asset acquisition and the inactivity of the Company the previous year.

Net Cash Used in Investing Activities

We experienced no cash flow from investing activities for year ended December 31, 2018 and 2017.

Net Cash Provided by Financing Activities

We experienced no cash flow from financing activities for year ended December 31, 2018, and $54,250 for the year ended December 31, 2017 due to issuance of common stock.

Availability of Additional Funds

Based on our working capital as of December 31, 2018, we will need additional equity and/or debt financing to continue our operations during the next 12 months. See “Description of Business”.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Our significant estimates and assumptions include the fair value of our stock, and the valuation allowance relating to the Company’s deferred tax assets.

We qualify as an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act, which became law in April 2012.  Under the JOBS Act, “emerging growth companies”, can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Off Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements.

Material Commitments

There were no material commitments for the year ended December 31, 2018.

Purchase of Furniture and Equipment

There were no purchases of computers and any other equipment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Cash and Cash Equivalents

We consider all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2018 and 2017, the Company had cash of $53 and $22,636 respectively.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Earnings (Loss) Per Share

Net loss per share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. The Company had no dilutive securities.

Income Taxes

Deferred tax assets and liabilities arise from temporary timing differences between the book and tax basis of accounting for assets, liabilities, and income as well as from timing in the recognition of net operating losses. Deferred income tax assets primarily arise from net operating loss carry-forwards and deferred income tax liabilities are based on the different depreciation and amortization methods used for tax reporting and financial accounting purposes. The Company assesses its ability to realize deferred tax assets based on the current earnings performance and on projections of future taxable income in the relevant tax jurisdictions. These projections do not include taxable income from the reversal of deferred tax liabilities and do not reflect a general growth assumption but do consider known or pending events, such as the passage of legislation. The Company’s estimates of future taxable income are reviewed annually.

If the Company is required to pay interest on the underpayment of income taxes, the Company recognizes interest expense in the first period the interest becomes due according to the provisions of the relevant tax law. If the Company is subject to payment of penalties, the Company recognizes an expense for the amount of the statutory penalty in the period when the position is taken on the income tax return. If the penalty was not recognized in the period when the position was initially taken, the expense is recognized in the period when the Company changes its judgment about meeting minimum statutory thresholds related to the initial position taken.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements” (ASC 820) and ASC 825, “Financial Instruments” (ASC 825), requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 -Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 -Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 -Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The carrying values of cash, accounts payable, and accrued liabilities approximate fair value. Pursuant to ASC 820 and 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are not subject to risks related to foreign currency exchange rate fluctuations.  Our functional currency is the United States dollar. We do not transact our business in other currencies. As a result, we are not subject to exposure from movements in foreign currency exchange rates. We do not use derivative financial instruments for speculative trading purposes.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Tenaya Group Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tenaya Group Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2018 and the period from inception on June 23, 2017 to December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and the period from inception on June 23, 2017 to December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited liquidity and has not established a source of revenue to supports its costs. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2017.

Vancouver, Canada

December 18, 2019

Tenaya Group Inc.

Balance Sheets

(Expressed in United States dollars)

	December 31, 2018	December 31, 2017

ASSETS
Current Assets
Cash and cash equivalents	$53	$22,636
Prepaid expenses	-	8,000
TOTAL ASSETS	$53	$30,636

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$585	$5,000
Due to related party	27,000	-
TOTAL LIABILITIES	27,585	5,000

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value, 75,000,000 authorized issued and outstanding 47,465,00 common shares at December 31, 2018 and 2017	4,747	4,747
Additional paid in capital	174,503	174,503
Accumulated deficit	(206,782)	(153,614)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(27,532)	25,636
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$53	$30,636

The accompanying notes are an integral part of these financial statements.

Tenaya Group Inc.

Statements of Operations

(Expressed in United States dollars)

	Year ended December 31, 2018	June 23, 2017 (date of incorporation) to December 31, 2017

EXPENSES
General and administrative	$38,868	$2,514
Production costs	-	12,500
Professional fees	14,300	138,600
Total Expenses	53,168	153,614

NET LOSS	$(53,168)	$(153,614)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	47,465,000	43,545,942

The accompanying notes are an integral part of these financial statements.

Tenaya Group Inc.

Statements of Changes in Stockholders' Equity (Deficit)

for the period from June 23, 2017 (date of incorporation) to December 31, 2018

	Common Shares
	Number	Amount	Additional paid-in capital	Deficit	Total

Shares issued to founders for cash	44,000,000	$4,400	$1,600	$-	$6,000
Shares issued for cash	965,000	97	48,153	-	48,250
Shares issued for consulting services	2,500,000	250	124,750	-	125,000
Net loss for the period	-	-	-	(153,614)	(153,614)

Balance, December 31, 2017	47,465,000	$4,747	$174,503	$(153,614)	$25,636

Net loss for the year	-	-	-	(53,168)	(53,168)

Balance, December 31, 2018	47,465,000	$4,747	$174,503	$(206,782)	$(27,532)

The accompanying notes are an integral part of these financial statements.

Tenaya Group Inc.

Statements of Cash Flows

(Expressed in United States dollars)

	Year ended December 31, 2018	June 23, 2017 (date of incorporation) to December 31, 2017

OPERATING ACTIVITIES
Net loss	$(53,168)	$(153,614)
Adjustments to reconcile net loss to net cash used by operations:
Shares issued for consulting services	-	125,000
Accounts payable	(4,415)	5,000
Prepaid expenses	8,000	(8,000)
Due to related party	27,000	-
NET CASH USED IN OPERATING ACTIVITIES	(22,583)	(31,614)

FINANCING ACTIVITIES
Issuance of common stock	-	54,250
CASH PROVIDED BY FINANCING ACTIVITIES	-	54,250

Net increase (decrease) in cash for the year	(22,583)	22,636
Cash, beginning	22,636	-
Cash, ending	$53	$22,636

The accompanying notes are an integral part of these financial statements.

Tenaya Group Inc.

Notes to the Financial Statements

December 31, 2018 and 2017

NOTE 1 - NATURE OF ORGANIZATION

Tenaya Group Inc. ("TGI" or the "Company") was incorporated in the State of Nevada on June 23, 2017.  The Company is a Hollywood based media branding company. The Company plans to produce feature length documentaries, podcasts and documentary style television series for mainstream broadcasters and popular video on-demand platforms.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America (“US GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the period from June 23, 2017 (date of incorporation) through December 31, 2018, the Company had not commenced operations and had an accumulated deficit of $206,782. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Management has evaluated these factors and has determined that they raise substantial doubt about the Company’s ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company’s officers have agreed to advance funds to the Company to meet its obligations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Accounting

The financial statements present the balance sheet, statements of operations and cash flows, and changes in stockholders' equity of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with US GAAP. The Company’s financial statements are prepared using the accrual method of accounting, except for cash flow information. The Company has elected a December 31 fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2018 and 2017, the Company had cash of $53 and $22,636, respectively.

Net Loss Per Share

Net loss per share is computed based upon the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock. The Company had no dilutive securities.

Advertising

Advertising costs are expensed as incurred. As of December 31, 2018 and 2017, no advertising costs have been incurred.

Income Taxes

The Company accounts for income taxes as outlined in Accounting Standard Codification (ASC) 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 - COMMON STOCK

The Company is authorized to issue 75,000,000 shares of Common Stock with a par value of $0.0001. No preferred shares have been authorized or issued. At both December 31, 2018 and 2017, 47,465,000 common shares are issued and outstanding.

On June 27, 2017, the Company issued 22,000,000 shares of common stock at $0.0001363 per share to an officer, for proceeds of $3,000.

On June 29, 2017, the Company issued 22,000,000 shares of common stock at $0.0001363 per share to an officer, for proceeds of $3,000.

During the month of September 2017, the Company issued 555,000 shares of common stock at $0.05 per share to 31 investors, for proceeds of $27,750.

During the month of October 2017, the Company issued 80,000 shares of common stock at $0.05 per share to 3 investors, for proceeds of $4,000.

During the month of November 2017, the Company issued 330,000 shares of common stock at $0.05 per share to 8 investors, for proceeds of $16,500.

At December 31, 2017, the Company issued 2,500,000 shares of common stock, having a fair value of $0.05 per share pursuant to consulting agreements.

NOTE 5 - RELATED PARTY TRANSACTIONS

At December 31, 2018 and 2017, $27,000 and $0, respectively is due to an officer of the Company.

The Company does not own or rent any property. The office space is provided by the CEO at no charge.

During the year ended December 31, 2018 the company paid the CEO $36,000 (2017 - Nil) in management fees.

At December 31, 2018, the Company owes the CEO $27,000 (2017 - Nil).

NOTE 6 - INCOME TAXES

A reconciliation of the income tax provision computed at statutory rates to the reported income tax provision for the period ended December 31, 2018 and 2017 is as follows:

	December 31, 2018	December 31, 2017
Net loss	$(53,168)	$(153,614)
Effective tax rate	21%	34%
Expected recovery	(11,165)	$(52,229)
Effect of change in enacted statutory rate	19,970	19,970
Change in deferred tax assets not recognized	(8,805)	32,259
Total income tax recovery	$-	$-

The significant components of the Company’s deferred income tax assets after applying enacted corporate tax rates at December 31, 2018 and 2017 is as follows:

	December 31, 2018	December 31, 2017
Operating loss carryforward	$43,424	$52,229
Valuation allowance	(43,424)	(52,229)
	$-	$-

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls were not effective as of the end of the period covered by this report.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2018 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Each of the following is deemed a material weakness in our internal control over financial reporting:

•Limited or no segregation of duties and lack of multiple levels of supervision and review.

•No independent directors.

•Ineffective controls over financial reporting.

•Lack of controls over authorization related party transactions.

Management believes that the material weaknesses set forth in the four items above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures once we have the financial resources to do so:

•We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to an audit committee resulting in a fully functioning audit committee, which will undertake the oversight in the establishment and monitoring of required internal controls and procedures, such as reviewing and approving estimates and assumptions made by management when funds are available to us.

•Management believes that the appointment of outside directors to a fully functioning audit committee, would remedy the lack of a functioning audit committee.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fiscal year ended December 31, 2018 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Item 9B. Other Information.

None.

CHANGES IN CONTROL OF REGISTRANT

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their respective ages as of December 23, 2019, are as follows:

Directors and Executive Officers

The name, age and titles of our executive officer and director is as follows:

NAME	AGE	POSITION(S)	DATE ELECTED OR APPOINTED
Kevin Booth	59	Director, President, CEO and CFO	Appointed 06/23/2017
Jordan Shefsky	34	Director, Secretary and Treasurer	Appointed 06/23/2019
David Kelava	52	Chairman of Board of Directors	Appointed 06/23/2019

The following describes the business experience of our director and executive officer, including other directorships held in public reporting companies, if any:

Set forth below is the biographical information about the directors and executive officers:

Kevin Booth - President, Chief Financial Officer, Chief Accounting Officer and Director

Prior to joining Tenaya Group Inc., from October 1985 - Present, Mr. Booth is the President of Sacred Cow Productions, Los Angeles, California. He is a producer, director, and distributor of feature length documentaries and stand-up comedy concert films. After winning multiple film festivals, Mr. Booth’s “American Drug War”, became SHOWTIME’s (CBS) top five viewers pick, playing over 200 times. Mr. Booth also produced “How Weed Won the West” & “American Drug War 2” distributed by Warner home video. Mr. Booth’s production of “Bill Hicks Rant in E Minor” was named one of the top comedy recordings of all time by Spin magazine. Mr. Booth’s films have been viewed by people on five continents, enjoying brisk revenues through Netflix, HULU, XBOX, Foxtel, ITUNES, Comcast, Amazon, and many other domestic and international video on demand platforms. From February 2009 - Present, Mr. Booth continues to tour as a College Lecturer for The Contemporary Issues Agency, Waunakee, Wisconsin. After signing a book deal with Harper Collins, Mr. Booth has performed over a hundred lectures at top universities across the United States on the topic of drug policy reform.

Mr. Booth attended the University of Texas Austin where he studied Electrical Engineering and Radio, Television, and Film.

Jordan Shefsky - Secretary, Treasurer and Director

Prior to joining Tenaya Group Inc., From November 2016 - November 2017, Mr. Shefsky was the Manager of Venue Operations for WE Day, Toronto, Ontario, Canada. Mr. Shefsky was responsible for creating and managing venue contracts and relationships for venues across North America. He planned spaces within the venue for talent, production, public relations, retail, and reconciled event budgets.  From October 2012 - July 2016, Mr. Shefsky was the Business Development and Operations Manager for More Core Diamond Drilling, Toronto, Ontario, Canada.  His responsibilities included securing new business, developing marketing plans, increasing website presence, improving trade show visibility, and conducted monthly overall business review to identify deficiencies and make recommendations to improve profitability. From September 2010 - October 2012, Project Coordinator, Castle Resources, Toronto, Ontario, Canada. Mr. Shefsky supervised 40 employees for site exploration during the drilling season.  He assisted efforts to raise public financing to support exploration projects, coordinated logistics for projects, and provided research to company executives on comparable mines and mining strategies.

Mr. Shefsky earned a Bachelor of Arts Degree from Dalhousie University, Halifax, Nova Scotia, Canada. He also holds a post graduate certification in marketing from George Brown College in Toronto, Ontario, Canada.

David Kelava - Chairman of Board of Directors

Mr. Kelava was the founder and is currently the president of the United Brotherhood of Retail, Food, Industrial and Service Trades International Union, which has several thousand employees. The Union is located in Toronto, Ontario, Canada, and has been since being established in 1998.

Term of Office

All of our directors hold office until the next annual meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Family Relationships

There are no family relationships among any of the Company’s directors and officers.

Board Composition and Committees

The Company’s Board of Directors is currently composed of three members, Kevin Booth, Jordan Shefsky, and David Kelava.

We do not have a standing nominating, compensation or audit committee.  Rather, our full board of directors performs the functions of these committees. Also, we do not have a “audit committee financial expert” on our board of directors as that term is defined by Item 407(d)(5)(ii) of Regulation S-K. We do not believe it is necessary for our board of directors to appoint such committees because the volume of matters that come before our board of directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making.

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the events prescribed by Item 401(f) of Regulation S-K during the past ten years, including:

1.any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i.acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.engaging in any type of business practice; or

iii.engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5.being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.any Federal or State securities or commodities law or regulation; or

ii.any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC.   Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file.  With reference to transactions during the fiscal year ended December 31, 2018, to our knowledge, all Section 16(a) forms required to be filed with the SEC were filed.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Philosophy and objectives

Since our inception, all compensation decisions have been made by our Board of Directors.  The primary objective of our compensation policies and programs with respect to executive compensation is to serve our shareholders by attracting, retaining and motivating talented and qualified individuals to manage and lead our business. We will focus on providing a competitive compensation package that provides significant short and long-term incentives for the achievement of measurable corporate and individual performance objectives.

Elements of executive compensation

Base salary. We will seek to provide our senior management with a level of base salary in the form of cash compensation appropriate to their roles and responsibilities. Base salaries for our executives will be established based on the executive’s qualifications, experience, scope of responsibilities, future potential and past performance and cash available to pay executive compensation. Base salaries will be reviewed annually and adjusted from time to time to realign salaries with market levels after taking into account an individual's responsibilities, performance and experience. We will consider four factors in determining the base salaries of our named executive officers. These four factors are, in order of significance, (1) creating an incentive to achieve corporate goals, (2) individual performance, (3) cash available to pay compensation and (4) the total compensation each executive officer previously received while employed with us, if any

Incentive cash bonuses.  Our practice will be to seek to award incentive cash bonuses to our executive officers based upon their individual performance, as well as our overall business and strategic objectives. In determining the amount of cash bonuses paid to our named executive officers, we will consider the same four factors as in determining their base salaries. We expect that our Board of Directors will adopt formal processes for incentive cash bonuses during the next 24 months and will utilize incentive cash bonuses to reward executives for achieving corporate financial and operational goals and for achieving individual performance objectives. To date, we have not paid any incentive cash bonuses to our management.

Long-term equity compensation.  We believe that successful long-term performance is achieved through an ownership culture that encourages long-term performance by our executive officers through the use of stock and stock-based awards. We intend to establish equity incentive plans to provide our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of our shareholders.

We expect that our incentive plans will permit the grant of stock options, restricted shares and other stock awards to our executive officers, employees, consultants and non-employee board members. When we hire executive officers in the future, we expect to grant them stock-based awards that will generally vest over a five-year period. We believe that stock-based awards provide an incentive for these officers to continue their employment with us, provide our executive officers with an opportunity to obtain an ownership interest in our company and encourage them to focus on our long-term profitable growth. We believe that the use of long-term equity compensation will promote our overall executive compensation objectives and expect that equity incentives will be an important source of compensation for our executives.  In determining amounts awarded to our executive officers under our incentive plans, we will consider the same four factors (and use the same method of measurement) as in determining base salary. The third factor (cash available) has an indirect effect when determining long-term equity compensation. Specifically, to the extent that this factor causes us not to pay base salary or cash bonuses, it points toward providing long-term equity compensation.  We have not issued any long-term equity compensation to our management during the year ended December 31, 2018 or the period June 23, 2017, our inception, through December 31, 2017.

Other compensation.  When we hire executive officers, our executive officers will be eligible to receive the same benefits, including non-cash group life and health benefits that are available to all employees. We may offer a 401(k) plan to our employees, including our executive officers. This plan will permit employees to make contributions up to a statutory maximum and will permit us to make matching or profit-sharing contributions. To date, we have not offered to our employees any benefit plans, including but not limited a 401(k) plan or made, or committed to make, any matching or profit-sharing contributions under a 401(k) plan.

Policies related to compensation

Guidelines for equity awards.  We have not formalized a policy as to the amount or timing of equity grants to our executive officers. We expect, however, that our board of directors will approve and adopt guidelines for equity awards. Among other things, we expect that the guidelines will specify procedures for equity awards to be made under various circumstances, address the timing of equity awards in relation to the availability of information about us and provide procedures for grant information to be communicated to and tracked by our finance department. As of the date of this report, we have not established a finance department. We anticipate that the guidelines will require that any stock options or stock appreciation rights have an exercise or strike price not less than the fair market value of our common stock on the date of the grant.

Stock ownership guidelines.  As of the date of this report, we have not established stock ownership guidelines for our executive officers or the Board of Directors.

Compliance with Sections 162(m) and 409A of the Internal Revenue Code

Section 162(m) of the Internal Revenue Code limits the deductibility of compensation in excess of $1 million paid to certain executive officers unless such compensation qualifies as performance-based compensation. Among other things, in order to be deemed performance-based compensation for Section 162(m) purposes, the compensation must be based on the achievement of pre-established, objective performance criteria and must be pursuant to a plan that has been approved by our shareholders. At least for the next several years, we expect the cash compensation paid to our executive officers to be below the threshold for non-deductibility provided in Section 162(m), and our equity incentive plans will afford our board of directors with the flexibility to make a variety of types of equity awards to our executive officers, the deductibility of which will not be limited under Section 162(m). However, our board of directors will fashion our future equity compensation awards.  However, we do not now know whether any such awards will satisfy the requirements for deductibility under Section 162(m).

We also currently intend for our executive compensation program to satisfy the requirements of Internal Revenue Code Section 409A, which addresses the tax treatment of certain nonqualified deferred compensation benefits.

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company’s officers during the period from June 17, 2014 (inception) to December 31, 2017 and during the year ended December 31, 2018 for services to the Company.

Name	Position	Year Ended & Period Ended	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Kevin Booth	CEO, President & CFO	2018 2017	$36,000 -	- -	- -	- -	- -	- -	$36,000 -

Jordan Shefsky	Secretary & Treasurer	2018 2017	- -	- -	- -	- -	- -	- -	- -

Compensation of Directors

The following table sets forth the information concerning cash and non-cash compensation awarded to, earned by, or paid to the Company’s directors during the period from June 17, 2014 (inception) to December 31, 2017 and during the year ended December 31, 2018 for services to the Company.

Name	Year Ended & Period Ended	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Kevin Booth	2018 2017	- -	- -	- -	- -	- -	- -	- -
Jordan Shefsky	2018 2017	- -	- -	- -	- -	- -	- -	- -
David Kelava	2018 2017	- -	- -	- -	- -	- -	- -	- -

Employment Agreements and Benefits

We currently have one employee that has an employment agreement with the Company.  At this time, we do not offer benefits to any of our employees.

Potential Payments Upon Termination or Change in Control

As of the date of this report, there were no potential payments or benefits payable to our executive officers, upon their termination or in connection with a change in control.

Pension Benefits

No named executive officers received or held pension benefits during the period from June 23, 2017 (inception) to December 31, 2017 or the year ended December 31, 2018.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the period from June 23, 2017 (inception) to December 31, 2017 or the year ended December 31, 2018.

Grants of Plan-Based Awards

During the period from June 23, 2017 (inception) to December 31, 2017 and the year ended December 31, 2018, we have not granted any plan-based awards to our executive officers.

Outstanding Equity Awards

No unexercised options or warrants were held by any of our named executive officers as of December 31, 2018 and December 31, 2017.  No equity awards were made during the year ended December 31, 2017 and the year ended December 31, 2018.

Option Exercises and Stock Vested

During the period from June 23, 2017 (inception) to December 31, 2017 and the year ended December 31, 2018, our executive officers have neither been granted any options, nor did any unvested stock or options granted to executive officers vest. As of the date of this report, our executive officers do not have any stock options or unvested shares of stock of the Company.

Compensation Committee Interlocks and Insider Participation

During the period from June 23, 2017 (inception) to December 31, 2017 and the year ended December 31, 2018, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers.

Employment Agreements

On December 12, 2017, the Board of Directors authorized an employment agreement between the Company and Kevin Booth with a Commencement Date of January 1, 2018

On January 1, 2018, Mr. Booth entered into employment an agreement in his capacity as CEO and President of the Company.

COMPENSATION. All compensation shall become effective January 1, 2018.

During the Employment Period, subject to all the terms and conditions of this Employment Agreement and as compensation for all services to be rendered by Employee under this Employment Agreement, the Company shall pay to or provide Employee with the following:

(1) BASE SALARY. The Company shall pay to employee a base annual salary at the rate of $36,000 per year.  Employee salary will increase accordingly if the Company reaches the following revenue milestones.

$250K annual revenue = $50,000 salary

$500K annual revenue = $100,000 salary

$750K annual revenue = $150,000 salary

$1,000,000 annual revenue = $200,000 salary

(2) BONUSES.  Bonuses will be determined by the Board of Director’s based on the performance of the Company.  At the Board of Directors’ discretion and based on the performance of the Company, the Employee may receive additional salary increases, additional bonuses and cost of living increases upon such terms as determined by the Board of Directors.

(3) HEALTH PLAN. Company may, but is not required to, underwrite a mutually agreed upon health benefits plan for Employee that Employee is responsible for administrating after six (6) months of continuous employment.

Equity Incentive Plan

We expect to adopt an equity incentive plan. The purposes of the plan are to attract and retain qualified persons upon whom our sustained progress, growth and profitability depend, to motivate these persons to achieve long-term company goals and to more closely align these persons' interests with those of our other shareholders by providing them with a proprietary interest in our growth and performance. Our executive officers, employees, consultants and non-employee directors will be eligible to participate in the plan. We have not determined the amounts of shares of our common stock to be reserved for issuance under the proposed equity incentive plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 23, 2019 for:

•each person or group known to us to beneficially own 5% or more of our common stock;

•each of our directors and director nominees;

•each of our named executive officers; and

•all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after December 23, 2019, through the exercise of any stock option, warrant or other right.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding
Kevin Booth 3365 Old San Antonio Road Fredericksburg, Texas 78624	22,000,000	46.3%

Jordan Shefsky 85 Bloor Street E, Apt. 403 Toronto, Ontario, Canada M4W 3Y1	22,000,000	46.3%

David Kelava 1240 Bay Street, Suite 307 Toronto, Ontario, Canada M5R 2A7	0	0%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions With Related Persons, Promoters And Certain Control Persons

The Company does not own or rent property.

Director Independence

We do not have a standing nominating, compensation or audit committee. Rather, the board of directors performs the functions of these committees. We do not believe it is necessary for the board of directors to appoint such committees, because the volume of matters that come before the board of directors for consideration is not so substantial that our directors are usually allowed sufficient time and attention to such matters. The Company believes that Kevin Booth, Jordan Shefsky and David Kelava are “independent” as such term is defined by the rules of OTC Markets.

Annual Report on Form 10-K

Copies of our Annual Report on Form 10-K, without exhibits, can be obtained without charge from us at Tenaya Group Inc., 7420 Bathurst Street, Thornhill, Ontario, Canada L4J 6X4. Our telephone number is (323) 472-7922.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services for year ended December 31, 2018 and the year ended December 31, 2017.

	Year Ended December 31, 2018	Year Ended December 31, 2017

Audit Fees	$4,500	$2,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Audit and Audit-Related Fees	$4,500	$2,000

Item 15. Exhibits.

(a) Exhibits

The following exhibits are filed with this Report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*

3.2	Bylaws, as currently in effect*

10.1	Certificate of Amendment to the Articles of Incorporation filed with the Nevada Secretary of State

10.4	Employee Agreement

31.1	302 Certification - Kevin Booth

32.1	906 Certification - Kevin Booth

*  Included by reference as an Exhibit to our Registration Statement on Form S-1 filed on May 29, 2018

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of December 2019.

TENAYA GROUP INC.

By:  /s/ Kevin Booth

Kevin Booth

Chief Executive Officer, President, Chief Financial Officer & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin Booth Kevin Booth	Chief Executive Officer, President Chief Financial Officer & Director	December 23, 2019