Form 10-Q
period 2023-03-31
Tenaya Group, Inc.
filed 2023-08-14
CIK 1739208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-56524

Tenaya Group, Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-1960048
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

626 Wilshire Blvd., Suite 410

Los Angeles, CA 90017

(Address of principal executive offices)

(310) 702-4178

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol	Name of each exchange on which registered
Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of August 14, 2023, the Company had 17,215,000 shares of common stock outstanding.

TENAYA GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Tenaya Group, Inc.

Balance Sheets

(Unaudited)

(Expressed in United States dollars)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$-	$-
Prepaid expenses	650	650
Total current assets	650	650

TOTAL ASSETS	$650	$650

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Account payable	$15,300	$10,250
Due to related party	12,315	8,215
Total current liabilities	27,615	18,465

TOTAL LIABILITIES	27,615	18,465

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock issuable 182,000 at March 31, 2023 and December 31, 2022	$18,200	$18,200
Common stock; par value $0.0001, 75,000,000 shares authorized; 17,215,000 issued and outstanding	1,721	1,721
Additional paid-in capital	312,202	312,202
Accumulated deficit	(359,088)	(349,938)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(26,965)	(17,815)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$650	$650

The accompanying notes are an integral part of these unaudited financial statements.

Tenaya Group, Inc.

Statements of Operations

(Unaudited)

(Expressed in United States dollars)

	For the Three Months Ended March 31,
	2023	2022
EXPENSES
General and administrative	$150	$-
Production costs	-	-
Professional fees	9,000	105
Total expenses	9,150	105
TOTAL OPERATING EXPENSES	(9,150)	(105)

Other income (expense)
Forgiveness of debt	-	-
TOTAL OTHER INCOME (EXPENSE)	-	-

NET LOSS	$(9,150)	$(105)

BASIC AND DILUTED EARNINGS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	17,215,000	17,215,000

The accompanying notes are an integral part of these unaudited financial statements.

Tenaya Group, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Common Shares		Common Shares Issuable
	Number	Amount	Number	Amount	Additional paid-in capital	Deficit	Total

Balance, December 31, 2021	17,215,000	$1,722	182,000	$18,200	$312,202	$(349,846)	$(17,722)

Net loss for the period	-	-	-	-	-	(105)	(105)

Balance, March 31, 2022	17,215,000	$1,722	182,000	$18,200	$312,202	$(349,951)	$(17,827)

Balance, December 31, 2022	17,215,000	$1,722	182,000	$18,200	$312,202	$(349,939)	$(17,815)

Net loss for the period	-	-	-	-	-	(9,150)	(9,150)

Balance, March 31, 2023	17,215,000	$1,722	182,000	$18,200	$312,202	$(359,089)	$(26,965)

The accompanying notes are an integral part of these unaudited financial statements.

Tenaya Group, Inc.

Statements of Cash Flows

(Unaudited)

(Expressed in United States dollars)

	For the Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(9,150)	$(105)
Adjustments to reconcile net loss to net cash used by operations:
Accounts Payable	5,050	(2,357)
Due to related parties	4,100	2,462
NET CASH USED IN OPERATING ACTIVITIES	-	-

INVESTING ACTIVITIES:
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES:
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

Net increase (decrease) in cash	-	-
Cash, beginning	-	-
Cash, ending	$-	$-

Supplemental Cash Flow Information:
Interest paid in cash	$-	$-
Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Tenaya Group, Inc.

Notes to Unaudited Financial Statements

March 31, 2023

NOTE 1 - NATURE OF BUSINESS

Tenaya Group Inc. (“TGI” or the “Company”) was incorporated in the State of Nevada on June 23, 2017. The Company is a Hollywood based media branding company. The Company plans to produce feature length documentaries, podcasts and documentary style television series for mainstream broadcasters and popular video on-demand platforms. The company has adopted a fiscal year-end of December 31.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America (“US GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the period from June 23, 2017 (date of incorporation), the Company had not commenced operations and had accumulated deficits of $359,088 at March 31, 2023. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Management has evaluated these factors and has determined that they raise substantial doubt about the Company’s ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company’s officers have agreed to advance funds to the Company to meet its obligations.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

The accompanying financial statements present the Balance Sheets and Statements of Operations, Shareholders’ Equity, and Cash Flows of the Company as of March 31, 2023. These financial statements are presented in United States dollars. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods have been made and are of a recurring nature unless otherwise disclosed herein.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. At March 31, 2023 and December 31, 2022, the Company had cash of $0 and $0, respectively.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

For the periods presented, there were no outstanding potential common stock equivalents and therefore basic and diluted earnings per share result in the same figure.

Advertising

Advertising costs are expensed as incurred. As of March 31, 2023 and 2022, no advertising costs have been incurred.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services.

The new revenue standards became effective for the Company on January 1, 2018 and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as the Company did not have any revenue to be recognized.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Accounting for Leases. This update requires that lessees recognize right-of-use assets and lease liabilities that are measured at the present value of the future lease payments at lease commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will largely remain unchanged and shall continue to depend on its classification as a finance or operating lease. The update will become effective for periods beginning after December 15, 2020. As of March 31, 2023, the Company has determined that the adoption of the new standard have had no material impact on the Company’s financial statements.

The company has adopted the May 2017 FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. In addition, ASU 2014-09 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU is effective for fiscal years beginning after December 15, 2017. The new revenue standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. The implementation of this standard did not have a material effect on the Company’s results of operations.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments in this ASU will be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed.

NOTE 4 - RELATED PARTY TRANSACTIONS

At March 31, 2023 and December 31, 2022, $12,315 and $8,215, respectively, was due to an officer of the Company for loans provided. These loans are not secured, have no maturity date, and carry no interest.

The Company does not own or rent any property. The office space is provided by the CEO at no charge.

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 75,000,000 shares of Common Stock with a par value of $0.0001. No preferred shares have been authorized or issued. At both March 31, 2023 and December 31, 2022, the Company had 17,215,000 common shares issued and outstanding.

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

During the month of November 2019, the Company issued 750,000 shares of common stock at $0.10 per share to 2 investors, for proceeds of $75,000.

During the month of December 2019, the Company received $18,200 in cash, representing 182,000 shares of common stock at $0.10 per share. At December 31, 2022 and 2021, the shares are held as Issuable due to the lack of completed subscription agreements on these shares.

On February 14, 2020, Jordan Shefsky, a Company founder, entered into an Assignment of Interest to transfer 10,000,000 common shares to Paul McClory, the sole owner of SonoChem patents, per the terms of the SonoChem License and Investment Agreement dated February 6, 2020.

On February 14, 2020, KevinBooth, a Company founder, entered into an Assignment of Interest to transfer 21,000,000 common shares to Paul McClory, the sole owner of SonoChem patents, per the terms of the SonoChem License and Investment Agreement dated February 6, 2020.

On August 6, 2020, the SonoChem License and Investment Agreement was terminated due to lack of funding. As a result, the 31,000,000 common shares were cancelled at the original sale price of $0.0001363 per share.

NOTE 6 - PRINCIPLE OUTSTANDING

The largest aggregate amount of principal outstanding during the period for which the disclosure is provided is $8,215.00. Also $8,215.00 is the amount outstanding as of the latest practicable date.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events according to the requirements of ASC 855, and there are currently no subsequent events to report as of August 14, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company’s business and operations; and other such matters are forward-looking statements.  These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this Filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and, (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

General Business Development

Tenaya Group Inc., incorporated in the State of Nevada on June 23, 2017, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholder, the Company never commenced any operational activities other than organizational activities and preparation of this registration statement on Form 10 (the “Registration Statement”). The Company has no full-time employees and owns no real estate or personal property. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination.  The business purpose of the Company is to seek the acquisition of or merger with, an existing company.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary.

Results of Operations

We did not generate any revenues during the three month periods ended March 31, 2023 or March 31, 2022. Total operating expenses were $9,150 during the three months ended March 31, 2023 and $105 for the three months ended March 31, 2022, resulting in net losses of $9,150 and $105, respectively.

Critical Accounting Policies

In Financial Reporting release No. 60, “CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES” (“FRR 60”), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period and the valuation of shares and underlying rights acquired with shares. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is not exposed to market risk related to interest rates or foreign currencies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2023, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were effective as of March 31, 2023.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during current quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceedings.

Item 1A. Risk Factors.

There have been no material changes in the risk factors set forth in the Company’s Form 10 which went effective in 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered equity securities during the covered time period.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1*	Certification of CEO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2*	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

____________

*   Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENAYA GROUP, INC.

Date: August 14, 2023	By:	/s/ Steven Arenal
Steven Arenal
Chief Executive Officer and President (Principal Executive, Financial and Accounting Officer) Board Member