Form 10-Q
period 2023-06-30
Tenaya Group, Inc.
filed 2023-08-14
CIK 1739208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

TENAYA GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Tenaya Group, Inc.

Balance Sheets

(Unaudited)

(Expressed in United States dollars)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$-	$-
Prepaid expenses	650	650
Total current assets	650	650

TOTAL ASSETS	$650	$650

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Account payable	$14,850	$10,250
Due to related party	12,765	8,215
Total current liabilities	27,615	18,465

TOTAL LIABILITIES	27,615	18,465

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock issuable 182,000 at June 30, 2023 and December 31, 2022	$18,200	$18,200
Common stock; par value $0.0001, 75,000,000 shares authorized; 17,215,000 issued and outstanding	1,721	1,721
Additional paid-in capital	312,202	312,202
Accumulated deficit	(359,088)	(349,938)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(26,965)	(17,815)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$650	$650

The accompanying notes are an integral part of these unaudited financial statements.

Tenaya Group, Inc.

Statements of Operations

(Unaudited)

(Expressed in United States dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
EXPENSES
General and administrative	$-	$-	$150	$-
Production costs	-	-	-	-
Professional fees	-	262	9,000	(157)
Total expenses	-	262	9,150	(157)
TOTAL OPERATING EXPENSES	-	(262)	(9,150)	157

Other income (expense)
Forgiveness of debt	-	-	-	-
TOTAL OTHER INCOME (EXPENSE)	-	-	-	-

NET INCOME (LOSS)	$-	$(262)	$(9,150)	$157

BASIC AND DILUTED EARNINGS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	17,215,000	17,215,000	17,215,000	17,215,000

The accompanying notes are an integral part of these unaudited financial statements.

Tenaya Group, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Common Shares		Common Shares Issuable
	Number	Amount	Number	Amount	Additional paid-in capital	Deficit	Total

Balance, December 31, 2021	17,215,000	$1,722	182,000	$18,200	$312,202	$(349,846)	$(17,722)

Net income for the period	-	-	-	-	-	157	157

Balance, June 30, 2022	17,215,000	$1,722	182,000	$18,200	$312,202	$(349,689)	$(17,565)

Balance, December 31, 2022	17,215,000	$1,722	182,000	$18,200	$312,202	$(349,939)	$(17,815)

Net loss for the period	-	-	-	-	-	(9,150)	(9,150)

Balance, June 30, 2023	17,215,000	$1,722	182,000	$18,200	$312,202	$(359,089)	$(26,965)

The accompanying notes are an integral part of these unaudited financial statements.

Tenaya Group, Inc.

Statements of Cash Flows

(Unaudited)

(Expressed in United States dollars)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES:
Net income (loss)	$(9,150)	$157
Adjustments to reconcile net loss to net cash used by operations:
Accounts Payable	4,600	(7,472)
Due to related parties	4,550	7,315
NET CASH USED IN OPERATING ACTIVITIES	-	-

INVESTING ACTIVITIES:
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES:
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

Net increase (decrease) in cash	-	-
Cash, beginning	-	-
Cash, ending	$-	$-

Supplemental Cash Flow Information:
Interest paid in cash	$-	$-
Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Tenaya Group, Inc.

Notes to Unaudited Financial Statements

June 30, 2023

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

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America (“US GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. For the period from June 23, 2017 (date of incorporation) to June 30, 2023, the Company had not commenced operations and had accumulated deficits of $359,088. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Management has evaluated these factors and has determined that they raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying financial statements present the Balance Sheets and Statements of Operations, Shareholders’ Equity, and Cash Flows of the Company as of June 30, 2023. These financial statements are presented in United States dollars. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods have been made and are of a recurring nature unless otherwise disclosed herein.

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

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. At June 30, 2023 and December 31, 2022, the Company had cash of $0 and $0, respectively.

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

Advertising

Advertising costs are expensed as incurred. As of June 30, 2023 and 2022, no advertising costs have been incurred.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Accounting for Leases. This update requires that lessees recognize right-of-use assets and lease liabilities that are measured at the present value of the future lease payments at lease commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will largely remain unchanged and shall continue to depend on its classification as a finance or operating lease. The update will become effective for periods beginning after December 15, 2020. As of June 30, 2023, the Company has determined that the adoption of the new standard have had no material impact on the Company’s financial statements.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

At June 30, 2023 and December 31, 2022, $12,765 and $8,215, respectively, was due to an officer of the Company for loans provided. These loans are not secured, have no maturity date, and carry no interest.

The Company does not own or rent any property. The office space is provided by the CEO at no charge.

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 75,000,000 shares of Common Stock with a par value of $0.0001. No preferred shares have been authorized or issued. At both June 30, 2023 and December 31, 2022, the Company had 17,215,000 common shares issued and outstanding.

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

Results of Operations

We did not generate revenues during the three and six month periods ended June 30, 2023 and June 30, 2022. Total operating expenses were $0 for the three months ended June 30, 2023, and $262 for the three months ended June 30, 2022, resulting in net losses of $0 and $262, respectively.  Total operating expenses were $9,150 during the six months ended June 30, 2023 and ($157) for the six months ended June 30, 2022, resulting in a net loss of $9,150 at June 30, 2023, and net income of $157 at June 30, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2023, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were effective as of June 30, 2023.

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